Form 10-K/A
period 2006-12-31
ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE1
filed 2007-05-29
CIK 1353171

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                         Amendment No. 2


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

        Not applicable.


     Documents Incorporated by Reference

        Not applicable.



                              EXPLANATORY NOTE

  This Amendment No. 2 to the Annual Report on Form 10-K is being filed to include a revised attestation report from Fremont Investment & Loan, which corrects certain clerical errors in the attestation report originally filed on a Form 10-K/A on May 18, 2007. This Amendment No. 2 does not modify or update disclosure in any other item of, or exhibits to, the previously filed Form 10-K or Form 10-K/A or reflect any events that have occurred after the original filings of the Form 10-K or the Form 10-K/A.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Fremont Investment & Loan, as Servicer <F1>




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



    ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE1
    (Issuing Entity)


    /s/ Evelyn Echevarria
    Evelyn Echevarria, Vice President

    Date: May 29, 2007



  Exhibit Index

  Exhibit No.



     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Fremont Investment & Loan, as Servicer




  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Evelyn Echevarria, certify that:

  1. I have reviewed this report on Form 10-K/A and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K/A of ACE Securities Corp. Home Equity Loan Trust, Series 2006-HE1 (the "Exchange Act periodic reports");

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

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K/A.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Fremont Investment & Loan as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, New Century Mortgage Corporation as Servicer, Ocwen Loan Servicing, LLC as Servicer and Wells Fargo Bank, N.A. as Servicer, Master Servicer and Securities Administrator.

     Dated: May 29, 2007

     /s/ Evelyn Echevarria
     Signature

     Vice President
     Title




EX-34 (a)
(logo) SQUAR MILNER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
Fremont Investment & Loan

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance, that Fremont Investment & Loan (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued asset-backed securities transactions that were completed on or after January 1, 2006, for which the Company served as a servicer, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 for related asset-backed securities involving first-lien and second-lien residential mortgage loans that were outstanding during the year ended December 31, 2006 (herein referred to as "the Platform"), except for criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(4)(ii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. With respect to Items 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) and 1122(d)(3)(iv), the Company's responsibilities are limited to the timely delivery of contractual payments and other information to the Trust Administrator, or the Trustee, and the Company does not take responsibility for the reports or cash disbursements to investors. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

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

As described in management's assertion included in the accompanying Appendix A, for servicing criteria 1122(d)(1)(ii), the Company has engaged various vendors to perform activities required by this servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to these vendors as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


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